Form 10-K
period 2023-12-31
Santander Drive Auto Receivables Trust 2021-4; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2024-03-29
CIK 1883955, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

None

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1	Business

Item 1A	Risk Factors

Item 1C	Cybersecurity

Item 2	Properties

Item 3	Legal Proceedings

Item 1B.	Unresolved Staff Comments

Nothing to report.

Item 4.	Mine Safety Disclosures

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	See Item 15(b) below.

(b)	Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of October 19, 2021, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and Citigroup Global Markets Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-18) with the Securities and Exchange Commission on October 21, 2021)

3.1	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-228364) with the Securities and Exchange Commission on November 13, 2018)

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.2 of Form SF-3 filed by Santander Drive (Commission File No. 333-228364) with the Securities and Exchange Commission on November 13, 2018)

4.1	Indenture, dated as of October 27, 2021, between Santander Drive Auto Receivables Trust 2021-4, as issuer (the “Issuer”), and Citibank, N.A., as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-18) with the Securities and Exchange Commission on October 27, 2021)

10.1	Purchase Agreement, dated as of October 27, 2021, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-18) with the Securities and Exchange Commission on October 27, 2021)

10.2	Sale and Servicing Agreement, dated as of October 27, 2021, among the Issuer, Santander Drive, SC and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-228364-18) with the Securities and Exchange Commission on October 27, 2021)

10.3	Administration Agreement, dated as of October 27, 2021, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-228364-18) with the Securities and Exchange Commission October 27, 2021)

10.4	Amended and Restated Trust Agreement, dated as of October 27, 2021, between Santander Drive and Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuer (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission File No. 333-228364-18) with the Securities and Exchange Commission on October 27, 2021)

10.5	Asset Representations Review Agreement, dated as of October 27, 2021, among the Issuer, SC, as sponsor and servicer, and Clayton Fixed Income Services, LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-228364-18) with the Securities and Exchange Commission on October 27, 2021)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Citibank, N.A.)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP with respect to Citibank, N.A.)

35.1	Servicer Compliance Statement (SC)

(c)	Not Applicable.

Item 16.	Form 10-K Summary

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

Date: March 29, 2024

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)